Form 10QSB
period 2004-12-31
Intelliservices, Inc.
filed 2005-02-14
CIK 1303662

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                Quarterly Report
                         Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the Quarterly Period Ended December 31, 2004


                              INTELLISERVICES, INC.
             (Exact name of registrant as specified in its charter)


                          Commission File No. 000-50948


        Delaware                                               20-1584731
(State or Incorporation)                               (I.R.S. Employer Id. No.)

                              5620 Paseo del Norte
                                  Suite 127-501
                               Carlsbad, CA 92008
           (Address of principal executive offices including Zip Code)


                                 (951) 587-3853
                           (Issuer's telephone number)

     Indicate by check mark whether IntelliServices, Inc. (ISI) (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that ISI was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark whether ISI is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

     As of February 14, 2005, ISI had 5,000,000 shares of its common stock issued and outstanding.

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                              INTELLISERVICES, INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                        As of          As of
                                                     December 31,   September 8,
                                                        2004           2004
                                                      -------        -------
                                     ASSETS
CURRENT ASSETS
  Cash                                                $    --        $    --
                                                      -------        -------

TOTAL CURRENT ASSETS                                       --             --
                                                      -------        -------

      TOTAL ASSETS                                    $    --        $    --
                                                      =======        =======

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

      TOTAL LIABILITIES                               $    --        $    --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock ($.0001 par value, 50,000,000
   shares authorized; 5,000,000 shares issued and
   outstanding as of September 8, 2004)                   500            500
  Paid-in capital                                          --             --
  Deficit accumulated during development stage           (500)          (500)
                                                      -------        -------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       --             --
                                                      -------        -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)    $    --        $    --
                                                      =======        =======

                        See Notes to Financial Statements

                              INTELLISERVICES, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                             Three Months       Four Months
                                                Ended              Ended
                                             December 31,       December 31,
                                                2004               2004
                                            -----------         -----------


REVENUES
  Revenues                                  $        --         $        --
                                            -----------         -----------
TOTAL REVENUES                                       --                  --

GENERAL & ADMINISTRATIVE EXPENSES                    --                 500
                                            -----------         -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              --                 500
                                            -----------         -----------

NET LOSS                                    $        --         $      (500)
                                            ===========         ===========

BASIC LOSS PER SHARE                        $     (0.00)        $     (0.00)
                                            ===========         ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    5,000,000           5,000,000
                                            ===========         ===========


                        See Notes to Financial Statements

                              INTELLISERVICES, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
          From September 1, 2004 (inception) through December 31, 2004
--------------------------------------------------------------------------------

                                             Common   Additional
                                Common       Stock     Paid-in   Accumulated
                                Stock        Amount    Capital     Deficit      Total
                                -----        ------    -------     -----        -----
As of September 1, 2004
 (inception)                         --      $  --      $  --      $   --       $   --


Stock issued for services
rendered on Sept. 1, 2004
at $0.0001 per share          5,000,000        500         00          00          500
                              ---------      -----      -----      ------       ------


Net loss, September 8, 2004          00         00         00        (500)        (500)


Net loss, December 31, 2004          00         00         00          --           --
                              ---------      -----      -----      ------       ------


BALANCE, DECEMBER 31, 2004    5,000,000      $ 500      $  --      $ (500)      $   --
                              =========      =====      =====      ======       ======

                        See Notes to Financial Statements

                              INTELLISERVICES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------


                                                  Three Months      Four Months
                                                     Ended             Ended
                                                  Dec 31, 2004     Dec 31, 2004
                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $    --          $  (500)
  Common stock issued for services                        --              500
                                                     -------          -------
     NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                               --               --

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                               --               --

CASH FLOWS FROM FINANCING ACTIVITIES

     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                               --               --
                                                     -------          -------

NET INCREASE (DECREASE) IN CASH                           --               --

CASH AT BEGINNING OF PERIOD                               --               --
                                                     -------          -------

CASH AT END OF PERIOD                                $    --          $    --
                                                     =======          =======

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

     Interest paid                                   $    --          $    --
                                                     =======          =======

     Income taxes paid                               $    --          $    --
                                                     =======          =======

                        See Notes to Financial Statements

                              INTELLISERVICES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2004


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

IntelliServices, Inc. (the Company) was incorporated under the laws of the State of Delaware on September 1, 2004 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of September 8, 2004, the Company had not commenced any formal business operations. Therefore, all the activities to date relate to the Company's organization. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, debt securities, bank borrowings or a combination thereof.

On September 1, 2004, the Company issued 5,000,000 shares of its $0.0001 par value common stock for services rendered at a value $.0001 per share.

As of December 31, 2004 the Company had 5,000,000 shares of common stock outstanding.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The financial statements have been prepared using the accrual basis of accounting. Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a June 30, year-end.

b. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

c. Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

                              INTELLISERVICES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2004


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

d. Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective September 1, 2004 (inception).

Basic net loss per share amounts are computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

e. Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company generated net losses of $500 during the period from September 1, 2004 (inception) to September 8, 2004. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

                              INTELLISERVICES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2004


NOTE 5. INCOME TAXES

                                                      As of December 31, 2004
                                                      -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                           $   75
     Other                                                          0
                                                               ------
     Gross deferred tax assets                                     75
     Valuation allowance                                          (75)
                                                               ------

     Net deferred tax assets                                   $    0
                                                               ======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     2004 Net Operating Loss (four months)                     $ (500)
                                                               ------

     Net Operating Loss                                        $ (500)
                                                               ======

As of December 31, 2004, the Company has a net operating loss carryforward of approximately $500, which will expire 20 years from the date the loss was incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS

     Three months ended December 31, 2004 compared to the period from September 1, 2004 (inception) through September 30, 2004:

     Since inception, the Company has not commenced any formal business operations and has had no net income whatsoever including no net income for the three months ended December 31, 2004. All activities during the quarter have been devoted toward identifying business combination opportunities. Net loss for the period from September 1, 2004 (inception) through September 30, 2004 resulted from expenses for organization costs.

REVENUES:

     Since inception, the Company has had no revenues whatsoever including no revenues for the three months ended December 31, 2004.

OPERATING EXPENSES:

     Since inception, the Company has had no operating expenses other than the expenses associated with its initial organization on September 1, 2004. These organizational costs totaled $500 and were incurred prior to September 8, 2004. No organizational or other expenses were incurred during the quarter ended December 31, 2004.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

     The Company had no assets or liabilities as of December 31, 2004.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not the subject of any legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     There have been no changes or modifications in the Company's securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     There has been no default upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the quarterly period covered by this report.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     3.1 Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 21, 2004 and incorporated herein by reference.
     3.2 Bylaws filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 21, 2004 and incorporated herein by reference.
     3.3 Specimen Stock Certificate filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 21, 2004 and incorporated herein by reference.
     10.1 Agreement with Intelliserve, Inc. filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 21, 2004 and incorporated herein by reference.
     10.2 Shareholder's Agreement regarding sale of Shareholder's shares filed as an exhibit to the Company's registration statement on Form 10-SB filed on September 21, 2004 and incorporated herein by reference.
     31.1 CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of
          2002
     31.1 CFO Certification pursuant to Section 302 of Sarbanes-Oxley Act of
          2002
     32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     (b) 8-K Reports

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, IntelliServices, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2005
                                     INTELLISERVICES, INC.


                                     By: /s/  Timothy P. Beck
                                        ----------------------------------------
                                        Timothy P. Beck, Chief Financial Officer


Mr. Beck is the sole officer and director and principal financial officer of Intelliservices, Inc. and has been duly authorized to sign on its behalf.