Form 10QSB
period 2005-03-31
Intelliservices, Inc.
filed 2005-05-17
CIK 1303662

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                Quarterly Report
                         Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 2005


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

     Indicate by check mark whether IntelliServices, Inc. (ISI) (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that ISI was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether ISI is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

     As of May 14, 2005, ISI had 5,000,000 shares of its common stock issued and outstanding.

                         PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                              INTELLISERVICES, INC.
                          (A Development Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                      As of              As of
                                                                    March 31,         September 8,
                                                                      2004               2004
                                                                    --------           --------
                                     ASSETS
CURRENT ASSETS
  Cash                                                              $     --           $     --
                                                                    --------           --------

TOTAL CURRENT ASSETS                                                      --                 --
                                                                    --------           --------

      TOTAL ASSETS                                                  $     --           $     --
                                                                    ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

      TOTAL LIABILITIES                                             $     --           $     --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock ($.0001 par value, 50,000,000
   shares authorized; 5,000,000 shares issued and
   outstanding as of September 8, 2004)                                  500                500
  Paid-in capital                                                         --                 --
  Deficit accumulated during development stage                          (500)              (500)
                                                                    --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      --                 --
                                                                    --------           --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                  $     --           $     --
                                                                    ========           ========

                        See Notes to Financial Statements

                              INTELLISERVICES, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------


                                               Three Months         Seven Months
                                                  Ended                Ended
                                                 March 31,           March 31,
                                                  2005                 2005
                                               -----------          -----------


REVENUES
  Revenues                                    $        --           $        --
                                              -----------           -----------
TOTAL REVENUES                                         --                    --

GENERAL & ADMINISTRATIVE EXPENSES                      --                   500
                                              -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                --                   500
                                              -----------           -----------

NET LOSS                                      $        --           $      (500)
                                              ===========           ===========

BASIC LOSS PER SHARE                          $     (0.00)          $     (0.00)
                                              ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                      5,000,000             5,000,000
                                              ===========           ===========


                        See Notes to Financial Statements

                              INTELLISERVICES, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
            From September 1, 2004 (inception) through March 31, 2004
--------------------------------------------------------------------------------


                                        Common   Additional
                              Common    Stock     Paid-in   Accumulated
                              Stock     Amount    Capital     Deficit   Total
                              -----     ------    -------     -----     -----

As of September 1, 2004
 (inception)                   --       $ --      $ --       $  --      $  --

Stock issued for services
rendered on Sept. 1, 2004
at $0.0001 per share        5,000,000    500                              500
                            ---------   ----      ----        -----      ----

Net loss, September 8, 2004                                   (500)     (500)

Net loss, March 31, 2005                                        --        --
                            ---------   ----      ----        -----      ----

BALANCE, MARCH 31, 2005     5,000,000   $500     $ --       $ (500)   $   --
                            =========   ====     ====       =======   =======


                        See Notes to Financial Statements

                              INTELLISERVICES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------


                                               Three Months         Seven Months
                                                  Ended                 Ended
                                               Mar 31, 2005         Mar 31, 2005
                                                ---------            ---------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                             $    --              $    (500)
  Common stock issued for services                   --                    500
                                               ---------             ---------
     NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                          --                    --

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                          --                    --

CASH FLOWS FROM FINANCING ACTIVITIES

     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                          --                    --
                                               ---------             ---------

NET INCREASE (DECREASE) IN CASH                      --                    --

CASH AT BEGINNING OF PERIOD                          --                    --
                                               ---------             ---------

CASH AT END OF PERIOD                          $     --              $     --
                                               =========             =========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

     Interest paid                             $     --              $     --
                                               =========             =========

     Income taxes paid                         $     --              $     --
                                               =========             =========

                        See Notes to Financial Statements

                              INTELLISERVICES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2005


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

As of March 31, 2005 the Company had 5,000,000 shares of common stock outstanding.

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

                              INTELLISERVICES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2005


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

                              INTELLISERVICES, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2005


NOTE 5. INCOME TAXES

                                                            As of March 31, 2005
                                                            --------------------
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

NOTE 6. SCHEDULE OF NET OPERATING LOSSES

     2004-05 Net Operating Loss (seven months)                      (500)
                                                                  ------

     Net Operating Loss                                           $ (500)
                                                                  ======

As of March 31, 2005, the Company has a net operating loss carryforward of approximately $500, which will expire 20 years from the date the loss was incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis should be read in conjunction with the financial statements and the notes thereto.

RESULTS OF OPERATIONS

     Seven months ended March 31, 2005 compared to the period from September 1, 2004 (inception) through September 30, 2004:

     Since inception, the Company has not commenced any formal business operations and has had no net income whatsoever including no net income for the three months ended March 31, 2005. All activities during the quarter have been devoted toward identifying business combination opportunities. Net loss for the period from September 1, 2004 (inception) through September 30, 2004 resulted from expenses for organization costs.

REVENUES:

     Since inception, the Company has had no revenues whatsoever including no revenues for the three months ended March 31, 2005.

OPERATING EXPENSES:

     Since inception, the Company has had no operating expenses other than the expenses associated with its initial organization on September 1, 2004. These organizational costs totaled $500 and were incurred prior to September 8, 2004. No organizational or other expenses were incurred during the quarter ended March 31, 2005.

FINANCIAL POSITION & LIQUIDITY AND CAPITAL RESOURCES

     The Company had no assets or liabilities as of March 31, 2005.

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

Date: May 15, 2005
                                     INTELLISERVICES, INC.


                                     By: /s/  Timothy P. Beck
                                        ----------------------------------------
                                        Timothy P. Beck, Chief Financial Officer


Mr. Beck is the sole officer and director and principal financial officer of Intelliservices, Inc. and has been duly authorized to sign on its behalf.